Form 10-K
period 2005-12-31
GCO Education Loan Funding Trust-I; GCO ELF LLC
filed 2006-03-16
CIK 1214159, 1214153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

Annual and Transition Reports

Pursuant to Sections 13 or 15(d)

of the Securities Exchange Act of 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-102760

GCO EDUCATION LOAN FUNDING TRUST-I

(Exact name of co-registrant as specified in its charter)

Delaware	51-6535786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Wilmington Trust Company	19890-0001
Rodney Square North	(Zip Code)
1100 N. Market Street
Wilmington, DE
(Address of principal executive officers)

(302) 975-6112

(Co-registrant’s telephone number, including area code)

Commission file number:  333-102760-01

GCO ELF LLC

(Exact name of co-registrant as specified in its charter)

Delaware	22-3891807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

152 West 57th Street, 60th Floor	10019
New York, NY	(Zip Code)
(Address of principal executive officers)

(212) 649-9700

(Co-registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                                                                                                                                          Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                                                                                                                                                          Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                                                                                                                          Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                                                                                                                                          Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer.  See definition of “accelerated file” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐           Accelerated File ☐                       Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                                                                                                                                                          Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  None

TABLE OF CONTENTS

PART I		2
ITEM 1.	BUSINESS	2
ITEM 1A.	RISK FACTORS	2
ITEM 1B.	UNRESOLVED STAFF COMMENTS	2
ITEM 2.	PROPERTIES	2
ITEM 3.	LEGAL PROCEEDINGS	2
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	2
PART II		2
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	2
ITEM 6.	SELECTED FINANCIAL DATA	2
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	2
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	2
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	2
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	2
ITEM 9A.	CONTROLS AND PROCEDURES	2
ITEM 9B.	OTHER INFORMATION	2
PART III		3
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	3
ITEM 11.	EXECUTIVE COMPENSATION	3
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	3
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	3
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	3
PART IV		3
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	3

This Annual Report on Form 10-K is filed in reliance on certain no-action letters, including KeyCorp Student Loan Trust 1996-A (Pub. Av. May 9, 1997), stating that the staff will not object if issuers of asset-backed securities file reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act in the manner described therein.  Accordingly, certain items have been omitted from or modified in this Annual Report on Form 10-K.

PART I

ITEM 1.                 BUSINESS

                                                                           Omitted.

ITEM 1A.              RISK FACTORS

                                                                           Omitted.

ITEM 1B.              UNRESOLVED STAFF COMMENTS

                                                                           None.

ITEM 2.                 PROPERTIES

                                                                           GCO Education Loan Funding Trust-I (the “Trust”) is a Delaware statutory trust formed by GCO ELF LLC (the “Depositor”) for the purpose of engaging in a program of financing and holding pools of student loans, and engaging in related activities. The property in the Trust consists solely of a pool of education loans to students and parents of students that are guaranteed by qualified guarantee agencies under the Higher Education Act of 1965 and are reinsured by the United States Department of Education. All funds collected in respect thereof are deposited in certain trust accounts established under an indenture of trust and are paid as described therein. For more information regarding the property of the Trust, see the Subservicer’s Annual Statement as to Compliance provided by Great Lakes Education Loan Services, Inc., as subservicer of the Trust, dated as of December 31, 2005, which is attached hereto as Exhibit 35.1, the Subservicer’s Annual Statement as to Compliance provided by ACS Education Services, Inc., as subservicer of the Trust, dated as of December 31, 2005, which is attached hereto as Exhibit 35.2, and the Annual Statement as to Compliance provided by GCO Education Loan Funding Corp., as the administrator of the Trust, dated as of March 13, 2006, which is attached hereto as Exhibit 99.1. We also prepare monthly statements setting forth information with respect to the Trust’s student loan asset-backed notes and the student loans held by the Trust. Those monthly statements are filed with the Securities and Exchange Commission (the “SEC”) and may be obtained from a website maintained by the SEC at http://www.sec.gov.

ITEM 3.                 LEGAL PROCEEDINGS

                                                                           The Registrant knows of no material legal proceedings involving the Depositor, the Trust or its property.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                                                           No matters were submitted to the Trust’s noteholders or certificateholders for a vote or consent during the fiscal year covered by this Annual Report.

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

                                                                           The Trust has issued a single Certificate representing a 100% beneficial ownership interest in the Trust which is held indirectly by the Depositor. There is no established public trading market for the Certificate.

ITEM 6.                 SELECTED FINANCIAL DATA

                                                                           Omitted.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                           Omitted.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                                                           Omitted.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Omitted.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                                                           There have been no changes in the accountants for the Co-registrants and no disagreements with the current accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.               CONTROLS AND PROCEDURES

                                                                           Not applicable.

ITEM 9B.               OTHER INFORMATION

                                                                           None.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                           Omitted.

ITEM 11.               EXECUTIVE COMPENSATION

                                                                           Omitted.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                                                                           As of the date of this Annual Report all of the certificates of the Trust are owned by GCO

SLIMS Trust I, which is owned by the Depositor.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                                                           Neither the Depositor nor the Trust knows of any transaction or series of transactions to which either of the Co-registrants, in each of their respective capacities, is a party with any holder of the notes who owns a record or beneficially more than 5% of the notes.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                Not applicable.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

                                                                           The following is a complete list of exhibits filed as part of and this Form 10-K.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
31.1	Rule 15d-14(a) Certification.

35.1	Subservicer’s Annual Statement as to Compliance, Great Lakes Education Loan Services, Inc., dated as of December 31, 2005.

35.2	Subservicer’s Annual Statement as to Compliance, ACS Education Services, Inc., dated as of December 31, 2005.

99.1	Administrator’s Annual Statement as to Compliance, GCO Education Loan Funding Corp., dated as of March 13, 2006.

99.2	Report of Ernst & Young LLP, Independent Accountants, regarding the Great Lakes Education Loan Services, Inc. Subservicing Report.

99.3	Report of KPMG, LLP, Independent Accountants, regarding the ACS Education Services, Inc. Subservicing Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Co-registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GCO EDUCATION LOAN FUNDING TRUST-I
By:	GCO ELF LLC as attorney in fact

By:	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinsk
Vice President

Date:	March 13, 2006

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Co-registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GCO ELF LLC
By:	GCO ELF LLC as attorney in fact

By:	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinsk
Vice President

Date:	March 13, 2006

Exhibit Index

31.1	Rule 15d-14(a) Certification.

35.1	Subservicer’s Annual Statement as to Compliance, Great Lakes Education Loan Services, Inc., dated as of December 31, 2005.

35.2	Subservicer’s Annual Statement as to Compliance, ACS Education Services, Inc., dated as of December 31, 2005.

99.1	Administrator’s Annual Statement as to Compliance, GCO Education Loan Funding Corp., dated as of March 13, 2006.

99.2	Report of Ernst & Young LLP, Independent Accountants, regarding the Great Lakes Education Loan Services, Inc. Subservicing Report.

99.3	Report of KPMG, LLP, Independent Accountants, regarding the ACS Education Services, Inc. Subservicing Report.