Form 10-K
period 2006-12-31
GCO Education Loan Funding Trust-I; GCO ELF LLC
filed 2007-03-30
CIK 1214159, 1214153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-102760

GCO EDUCATION LOAN FUNDING TRUST-I

(Exact name of co-registrant as specified in its charter)

Delaware	51-6535786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Wilmington Trust Company
Rodney Square North
1100 N. Market Street
Wilmington, DE	19890-0001
(Address of principal executive officers)	(Zip Code)

(302) 975-6112

(Co-registrant’s telephone number, including area code)

Commission file number:  333-102760-01

GCO ELF LLC

(Exact name of co-registrant as specified in its charter)

Delaware	22-3891807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6312 South Fiddler’s Green Circle, Suite 400N
Greenwood Village, CO	80111
(Address of principal executive officers)	(Zip Code)

(303) 302-0638

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

Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer.  See definition of “accelerated file” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

GCO Education Loan Funding Trust-I (the “Trust”) is a Delaware statutory trust formed by GCO ELF LLC (the “Depositor”) for the purpose of engaging in a program of financing and holding pools of student loans, and engaging in related activities.  The property in the Trust consists solely of a pool of education loans to students and parents of students that are guaranteed by qualified guarantee agencies under the Higher Education Act of 1965 and are reinsured by the United States Department of Education.  All funds collected in respect thereof are deposited in certain trust accounts established under an indenture of trust and are paid as described therein.  For more information regarding the property of the Trust, see the Subservicer’s Annual Statement as to Compliance provided by Great Lakes Educational Loan Services, Inc., as subservicer of the Trust, dated as of December 31, 2006, which is attached hereto as Exhibit 35.1, the Subservicer’s Annual Statement as to Compliance provided by ACS Education Services, Inc., as subservicer of the Trust, dated as of December 31, 2006, which is attached hereto as Exhibit 35.2, the Subservicer’s Annual Statement as to Compliance provided by CFS-SunTech Servicing LLC as of December 31, 2006, which is attached hereto as Exhibit 35.3, the Subservicer’s Annual Statement as to Compliance provided by Pennsylvania Higher Education Assistance Agency as of December 31, 2006, which is attached hereto as Exhibit 35.4, and the Annual Statement as to Compliance provided by GCO Education Loan Funding Corp., as the administrator of the Trust, dated as of March 23, 2007, which is attached hereto as Exhibit 99.1.  We also prepare monthly statements setting forth information with respect to the Trust’s student loan asset-backed notes and the student loans held by the Trust.  Those monthly statements are filed with the Securities and Exchange Commission (the “SEC”) and may be obtained from a website maintained by the SEC at http://www.sec.gov.

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

ITEM 9A.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Omitted.

ITEM 11.	EXECUTIVE COMPENSATION

Omitted.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report all of the certificates of the Trust are owned by GCO SLIMS Trust I, which is indirectly owned by the Depositor.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Exhibit No.	Description

31.1	Rule 15d-14(a) Certification.

35.1	Subservicer’s Annual Statement as to Compliance, Great Lakes Educational Loan Services, Inc., dated as of December 31, 2006.

35.2	Subservicer’s Annual Statement as to Compliance, ACS Education Services, Inc., dated as of December 31, 2006.

35.3	Subservicer’s Annual Statement as to Compliance, CFS-SunTech Servicing LLC, dated as of December 31, 2006.

35.4	Subservicer’s Annual Statement as to Compliance, Pennsylvania Higher Education Assistance Agency, dated as of December 31, 2006.

99.1	Administrator’s Annual Statement as to Compliance, GCO Education Loan Funding Corp., dated as of March 23, 2007.

99.2	Report of Ernst & Young LLP, Independent Accountants, regarding the Great Lakes Educational Loan Services, Inc. Subservicing Report.

99.3	Report of KPMG, LLP, Independent Accountants, regarding the ACS Education Services, Inc. Subservicing Report.

99.4	Report of Horne LLP, Independent Accountants, regarding the CFS-SunTech Servicing LLC Subservicing Report.

99.5	Report of KPMG, LLP, Independent Accountants, regarding the Pennsylvania Higher Education Assistance Agency Subservicing Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Co-registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GCO EDUCATION LOAN FUNDING TRUST-I
By: GCO ELF LLC as attorney in fact
By:	/s/ Ronald W. Page
Ronald W. Page
Vice President
Date: March 23, 2007

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Co-registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GCO ELF LLC
By:	/s/ Ronald W. Page
Ronald W. Page
Vice President
Date: March 23, 2007

Exhibit Index

31.1	Rule 15d-14(a) Certification.

35.1	Subservicer’s Annual Statement as to Compliance, Great Lakes Educational Loan Services, Inc., dated as of December 31, 2006.

35.2	Subservicer’s Annual Statement as to Compliance, ACS Education Services, Inc., dated as of December 31, 2006.

35.3	Subservicer’s Annual Statement as to Compliance, CFS-SunTech Servicing LLC, dated as of December 31, 2006.

35.4	Subservicer’s Annual Statement as to Compliance, Pennsylvania Higher Education Assistance Agency, dated as of December 31, 2006.

99.1	Administrator’s Annual Statement as to Compliance, GCO Education Loan Funding Corp., dated as of March 23, 2007.

99.2	Report of Ernst & Young LLP, Independent Accountants, regarding the Great Lakes Educational Loan Services, Inc. Subservicing Report.

99.3	Report of KPMG, LLP, Independent Accountants, regarding the ACS Education Services, Inc. Subservicing Report.

99.4	Report of Horne LLP, Independent Accountants, regarding the CFS-SunTech Servicing LLC Subservicing Report.

99.5	Report of KPMG, LLP, Independent Accountants, regarding the Pennsylvania Higher Education Assistance Agency Subservicing Report.