Form 10-K
period 2007-12-31
GCO Education Loan Funding Trust-I; GCO ELF LLC
filed 2008-03-31
CIK 1214159, 1214153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-102760

GCO EDUCATION LOAN FUNDING TRUST-I

(Exact name of co-registrant as specified in its charter)

Delaware	51-6535786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Wilmington Trust Company Rodney Square North 1100 N. Market Street Wilmington, DE	19890-0001
(Address of principal executive offices)	(Zip Code)

(302) 975-6112

(Co-registrant’s telephone number, including area code)

Commission file number:  333-102760-01

GCO ELF LLC

(Exact name of co-registrant as specified in its charter)

Delaware	22-3891807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6312 South Fiddler’s Green Circle, Suite 400N Greenwood Village, CO	80111
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.            ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller reporting company ☐

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

PART I

ITEM 1.                                                     BUSINESS

Omitted.

ITEM 1A.                                            RISK FACTORS

Omitted.

ITEM 1B.                                            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                     PROPERTIES

GCO Education Loan Funding Trust-I (the “Trust”) is a Delaware statutory trust formed by GCO ELF LLC (the “Depositor”) for the purpose of engaging in a program of financing and holding pools of student loans, and engaging in related activities.  The property in the Trust consists solely of a pool of education loans to students and parents of students that are guaranteed by qualified guarantee agencies under the Higher Education Act of 1965 and are reinsured by the United States Department of Education.  All funds collected in respect thereof are deposited in certain trust accounts established under an indenture of trust and are paid as described therein.  For more information regarding the property of the Trust, see the Subservicer’s Annual Statement as to Compliance provided by Great Lakes Educational Loan Services, Inc., as subservicer of the Trust, dated as of December 31, 2007, which is attached hereto as Exhibit 35.1, the Subservicer’s Annual Statement as to Compliance provided by ACS Education Services, Inc., as subservicer of the Trust, dated as of December 31, 2007, which is attached hereto as Exhibit 35.2, the Subservicer’s Annual Statement as to Compliance provided by Chase Student Loan Servicing, LLC as of December 31, 2007, which is attached hereto as Exhibit 35.3, the Subservicer’s Annual Statement as to Compliance provided by Pennsylvania Higher Education Assistance Agency as of February 21, 2008, which is attached hereto as Exhibit 35.4, and the Annual Statement as to Compliance provided by GCO Education Loan Funding Corp., as the administrator of the Trust, dated as of March 3, 2008, which is attached hereto as Exhibit 99.1.  We also prepare monthly statements setting forth information with respect to the Trust’s student loan asset-backed notes and the student loans held by the Trust.  Those monthly statements are filed with the Securities and Exchange Commission (the “SEC”) and may be obtained from a website maintained by the SEC at http://www.sec.gov.

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

PART II

ITEM 5.                                                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Trust has issued a single Certificate representing a 100% beneficial ownership interest in the Trust which is held by GCO SLIMS Trust I.  There is no established public trading market for the Certificate.

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

ITEM 9A(T).                            CONTROLS AND PROCEDURES

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

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Neither the Depositor nor the Trust knows of any transaction or series of transactions to which either of the Co-registrants, in each of their respective capacities, is a party with any holder of the notes who owns of record or beneficially more than 5% of the notes.

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following is a complete list of exhibits filed as part of this Form 10-K.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description

31.1	Rule 15d-14(a) Certification.

35.1	Subservicer’s Annual Statement as to Compliance, Great Lakes Educational Loan Services, Inc., dated as of December 31, 2007.

35.2	Subservicer’s Annual Statement as to Compliance, ACS Education Services, Inc., dated as of December 31, 2007.

35.3	Subservicer’s Annual Statement as to Compliance, Chase Student Loan Servicing, LLC, dated as of December 31, 2007.

35.4	Subservicer’s Annual Statement as to Compliance, Pennsylvania Higher Education Assistance Agency, dated as of February 21, 2008.

99.1	Administrator’s Annual Statement as to Compliance, GCO Education Loan Funding Corp., dated as of March 3, 2008.

99.2	Report of Ernst & Young LLP, Independent Accountants, regarding the Great Lakes Educational Loan Services, Inc. Subservicing Report.

99.3	Report of KPMG, LLP, Independent Accountants, regarding the ACS Education Services, Inc. Subservicing Report.

99.4	Report of Horne, LLP, Independent Accountants, regarding the Chase Student Loan Servicing, LLC Subservicing Report.

99.5	Report of KPMG, LLP, Independent Accountants, regarding the Pennsylvania Higher Education Assistance Agency Subservicing Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Co-registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GCO EDUCATION LOAN FUNDING TRUST-I
By: GCO ELF LLC as attorney in fact

By:	/s/ Ronald W. Page
Ronald W. Page
Vice President

Date: March 3, 2008

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Co-registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GCO ELF LLC

By:	/s/ Ronald W. Page
Ronald W. Page
Vice President

Date: March 3, 2008

Exhibit Index

31.1	Rule 15d-14(a) Certification.

35.1	Subservicer’s Annual Statement as to Compliance, Great Lakes Educational Loan Services, Inc., dated as of December 31, 2007.

35.2	Subservicer’s Annual Statement as to Compliance, ACS Education Services, Inc., dated as of December 31, 2007.

35.3	Subservicer’s Annual Statement as to Compliance, Chase Student Loan Servicing, LLC, dated as of December 31, 2007.

35.4	Subservicer’s Annual Statement as to Compliance, Pennsylvania Higher Education Assistance Agency, dated as of February 21, 2008.

99.1	Administrator’s Annual Statement as to Compliance, GCO Education Loan Funding Corp., dated as of March 3, 2008.

99.2	Report of Ernst & Young LLP, Independent Accountants, regarding the Great Lakes Educational Loan Services, Inc. Subservicing Report.

99.3	Report of KPMG, LLP, Independent Accountants, regarding the ACS Education Services, Inc. Subservicing Report.

99.4	Report of Horne, LLP, Independent Accountants, regarding the Chase Student Loan Servicing, LLC Subservicing Report.

99.5	Report of KPMG, LLP, Independent Accountants, regarding the Pennsylvania Higher Education Assistance Agency Subservicing Report.